Form 10-Q
period 2022-03-31
LIV Capital Acquisition Corp. II
filed 2022-05-12
CIK 1875257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41269

LIV CAPITAL ACQUISITION CORP. II.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Torre Virreyes
Pedregal No. 24, Piso 6-601
Col. Molino del Rey
México, CDMX 11040

(Address of principal executive offices)

+52 55 1100 2470

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	LIVB	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LIVBW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and three-quarters of one redeemable warrant	LIVBU	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 12, 2022, there were 11,610,000 Class A ordinary shares, par value $0.0001 per share, and 2,862,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LIV CAPITAL ACQUISITION CORP. II.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Part III. Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIV CAPITAL ACQUISITION CORP. II.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,582	$1,024
Prepaid expenses and other current assets	204,911	10
Total Current Assets	207,493	1,034

Deferred offering costs	—	1,002,412
Non-current prepaid expenses	154,167	—
Marketable securities held in Trust Account	116,850,309	—
TOTAL ASSETS	$117,211,969	$1,003,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$35,297	$3,687
Accrued offering costs	138,657	347,595
Promissory note - related party	40,000	100,000
Total Liabilities	213,954	451,282

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 11,450,000 and no shares at redemption value as of March 31, 2022 and December 31, 2021, respectively	116,790,000	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 160,000 and 100,000 issued and outstanding (excluding 11,450,000 and no shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively (1)	16	10
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,862,500 and 2,875,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively (2)	288	288
Additional paid-in capital	235,289	562,946
Accumulated deficit	(27,578)	(11,080)
Total Shareholders’ Equity	208,015	552,164
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,211,969	$1,003,446

(1)	Includes 160,000 representative shares issued to EarlyBirdCapital, Inc., 50,000 shares on July 9, 2021, 50,000 shares on October 14, 2021 and 60,000 shares on January 31, 2022 (see Note 7).

(2)	Includes an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On February 15, 2022, the underwriters partially exercised their over-allotment option resulting in the forfeiture of 12,500 founder shares subject to redemption and the de-recognition of the over-allotment option liability on the balance sheets.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 11, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$78,669	$7,393
Loss from operations	(78,669)	(7,393)

Other income:
Change in fair value of over-allotment option liability	1,862	—
Interest earned on marketable securities held in Trust Account	60,309	—
Total other income	62,171	—

Net loss	$(16,498)	$(7,393)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	6,153,333	—

Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.00)	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	2,816,556	—

Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.00)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	100,000	$10	2,875,000	$288	$562,946	$(11,080)	$552,164

Issuance of Class A ordinary shares to Representative	60,000	6	—	—	350,621	—	350,627

Sale of 5,500,000 Private Placement Warrants	—	—	—	—	5,500,000	—	5,500,000

Proceeds allocated to Public Warrants at issuance	—	—			2,490,375		2,490,375

Forfeiture of Founder Shares	—	—	(12,500)	—	—	—	—

Allocated value of transaction costs for warrants	—	—	—	—	(156,643)	—	(156,643)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,512,505)	—	(8,512,505)

Net loss	—	—	—	—	—	(16,498)	(16,498)

Balance – March 31, 2022	160,000	$16	2,862,500	$288	$235,289	$(27,578)	$208,015

FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) TO MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(7,393)	(7,393)

Balance – March 31, 2021	—	$—	—	$—	$—	$(7,393)	$(7,393)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 11, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(16,498)	$(7,393)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of over-allotment option liability	(1,862)	—
Interest earned on marketable securities held in Trust Account	(60,309)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(359,062)	—
Accrued expenses	31,610	—
Net cash used in operating activities	(406,121)	(7,393)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,790,000)	—
Net cash used in investing activities	(116,790,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,210,000	—
Proceeds from sale of Private Placements Warrants	5,500,000	—
Advances from related party	—	25,000
Proceeds from promissory note – related party	65,000	—
Repayment of promissory note – related party	(125,000)	—
Payment of offering costs	(452,321)	(17,607)
Net cash provided by financing activities	117,197,679	7,393

Net Change in Cash	1,558	—
Cash – Beginning of period	1,024	—
Cash – End of period	$2,582	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$138,657	$51,194
Issuance of Representative Shares	$350,621	$—
Initial classification of Class A ordinary share subject to possible redemption	$116,790,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LIV Capital Acquisition Corp. II (the “Company”) is a blank check company incorporated in the Cayman Islands on February 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on Mexican target businesses (or non-Mexican target businesses with a significant presence in Mexico). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 7, 2022. On February 10, 2022, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares” or the “Class A Ordinary Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,500,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LIV Capital Acquisition Sponsor II, L.P. (the “Sponsor”) and EarlyBirdCapital, Inc. (and/or their designees), generating gross proceeds of $5,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 10, 2022, an amount of $102,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), will be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On February 15, 2022, the underwriters partially exercised their over-allotment option, resulting in an additional 1,450,000 Public Shares issued for an aggregate amount of $14,500,000. A total of $14,790,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $116,790,000.

Transaction costs amounted to $3,888,278, consisting of $2,290,000 of underwriting fees, and $1,598,278 of other offering costs.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share) as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote and a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to 15% or more of the Public Shares without the Company’s prior written consent.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its initial Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) that would affect the ability of holders of Public Shares to convert or sell their shares to the Company in connection with a Business Combination or to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 15 months from the closing of the Public Offering (extendable at the sponsor’s option to up to 18 months) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until May 10, 2023 (15 months (extendable at the sponsor’s option to up to August 10, 2023 (18 months)) from the closing of the Initial Public Offering) (the “Combination Period”) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate the initial business combination within 15 months, the Company may, by resolution of the board of directors at the option of the sponsor, extend the period of time to consummate an initial business combination by an additional three months, for a total of up 18 months from the closing of the Initial public offering (such period as extended, the “Extension Period”), subject to the sponsor contributing $0.10 to the trust account for each unit sold in the Initial public offering in the form of a non-interest bearing loan which would be repaid upon consummation of an initial business combination. The Company intends to issue a press release prior to the expiration of the initial 15-month period announcing whether the Company is extending the time period to consummate a business combination. The shareholders will not be entitled to vote on, or redeem their shares in connection with, such an extension. Pursuant to the terms of the amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial business combination in such a manner, the sponsor must deposit $1,000,000, or up to $1,150,000 depending on the extent to which the underwriters’ over-allotment option is exercised, into the trust account on or prior to the date of the deadline, for the three-month extension. This feature is different than many other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s shareholders and in connection with such vote shareholders would have the right to redeem their public shares. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter s of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of March 31, 2022, the Company had $2,582 in its operating bank accounts, $116,850,309 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $6,461.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 10, 2023.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 9, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for the Company’s securities and the prices of the Company’s securities may be more volatile.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2021, no assets were held in the Trust Account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $3,888,278 which were charged to shareholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the over-allotment option.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, Mexico or the United States.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, (ii) over-allotment option and (iii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 14,087,500 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

			For the period from February 11, 2021
	Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(11,318)	$(5,181)	$—	$(7,393)
Denominator:
Basic and diluted weighted average shares outstanding	6,153,333	2,816,556	—	—
Basic and diluted net loss per ordinary share	$0.00	$0.00	$—	$—

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company valued the representative shares issued to EarlyBirdCapital and the over-allotment liability based on Level 3 inputs, see Note 8

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 1,500,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and applied to the offering cost of the Class A redeemable shares. On February 15, 2022, the underwriters partially exercised their over-allotment option resulting in the forfeiture of 12,500 founder shares subject to redemption and the de-recognition of the over-allotment option liability on the balance sheets. See Note 8 for the fair value of the over-allotment option liability.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$114,500,000
Less:
Proceeds allocated to Public Warrants	$(2,490,375)
Allocated value of transaction costs to Class A ordinary shares	$(3,732,130)
Plus:
Remeasurement of carrying value to redemption value	$8,512,505
Class A ordinary shares subject to possible redemption	$116,790,000

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt — Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consist of one Class A ordinary share and three-quarters of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (See Note 7). On February 15, 2022, the underwriters partially exercised its over-allotment option, resulting in the sale of an additional 1,450,000 Units for an aggregate amount of $14,500,000.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital, Inc. purchased an aggregate of 5,500,000 Private Placement Warrants (representing 5,000,000 private warrants by our sponsor and 500,000 private warrants by EarlyBirdCapital, Inc.) at a price of $1.00 per Private Placement Warrant, from the Company in a private placement. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 28, 2021, the Sponsor was issued 2,875,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Founder Shares include an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’  over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On February 15, 2022, 12,500 Class B ordinary shares were forfeited as a result of the underwriters’ election to partially exercise their remaining over-allotment option. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 362,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing, initially amended and restated in its entirety on December 30, 2021, to extend the maturity date to the earlier of June 30, 2022 or the consummation of the Initial Public Offering, and subsequently amended and restated in its entirety on January 31, 2022 to extend its maturity to December 30, 2023. The outstanding balance under the Promissory Note of $125,000 was repaid at the closing of the Initial Public Offering on February 10, 2022. On February 14, 2022, the Sponsor loaned the Company $40,000 for working capital purposes. As of March 31, 2022 and December 31, 2021, $40,000 and $100,000, respectively, was outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement on February 7, 2022, pursuant to which it may pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $20,000 for these services, of which such amounts are recorded as accrued expenses in the balance sheet as of March 31, 2022.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loan outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

Pursuant to a registration and shareholder rights agreement entered into on February 7, 2022, the holders of the Founder Shares, representative shares, private warrants and any warrants that may be issued on conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the Founder Shares, on the earlier of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the representative shares, Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 15, 2022, the underwriters elected to partially exercise the over-allotment option to purchase an additional 1,450,000 Public Shares at a price of $10.00 per Public Share.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,290,000 in the aggregate which was paid upon the closing of the Initial Public Offering and exercise of over-allotment options.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with the Business Combination to assist the Company in holding meetings with the Company’s shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating an initial Business Combination.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Finders Fee Agreement

On March 15, 2022, the Company entered into a finders fee agreement with a consultant to assist the Company in facilitating a Business Combination with one or more targets, subject to certain conditions. The finder will only be compensated in the event that the Business Combination is consummated with a target sourced by the finder. The Company shall pay the finder a fee of $300,000, plus applicable tax. In connection with the Business Combination, the Company shall pay a financing fee to the finder cash fee equal to 2% of all PIPE funds received and accepted by the Company from investors sourced by the finder, subject to certain conditions.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2021, the Company issued to EBC and its designees, 50,000 Class A ordinary shares, for a total consideration of $5. On October 14, 2021, the Company issued to EBC and its designees, an additional 50,000 Class A ordinary shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. As of March 31, 2022 and December 31, 2021, there were 160,000 and 100,000 Class A ordinary shares issued and outstanding, excluding 11,450,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 2,862,500 Class B ordinary shares issued and outstanding. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor will own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). Due to the underwriters’ option to partially exercise its over-allotment option on February 15, 2022, 12,500 shares were forfeited.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B Shares will automatically convert into Class A ordinary shares on the first business day following the completion of the Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any Private Warrants issued to the Sponsor.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Warrants — As of March 31, 2022 and December 31, 2021, there were 14,087,500 and 0 warrants outstanding, respectively. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least four units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying the obligations described below with respect to registration. No public warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the Company’s prospectus forms a part or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations).

If and when the warrants become redeemable by the Company, the Company may exercise the Company’s redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

No fractional Class A ordinary shares will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. If, at the time of redemption, the warrants are exercisable for a security other than the Class A ordinary shares pursuant to the warrant agreement (for instance, if the Company is not the surviving company in the initial Business Combination), the warrants may be exercised for such security. At such time as the warrants become exercisable for a security other than the Class A ordinary shares, the company (or surviving company) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon the exercise of the warrants.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the sponsors or their affiliates, without taking into account any Founder Shares held by the Company’s sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The private placement warrants (including the warrants included in units that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable to the Company’s officers, directors and other persons or entities affiliated with or by the Company. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering, including as to exercise price, exercisability and exercise period; however, they are not transferrable by the sponsor or the direct anchor investors except to permitted transferees. Each of the warrants that may be issued upon conversion of Working Capital Loans shall be identical to the private placement warrants.

The Company has accounted for the 14,087,500 warrants issued in connection with the Initial Public Offering and proposed Business Combination (including 8,587,500 Public Warrants and 5,500,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

EBC Founder Shares

On July 9, 2021, the Company issued to an underwriter an aggregate of 50,000 Class A ordinary shares (the “EBC Founder Shares”) for a total of $5 of consideration. On October 14, 2021, the Company issued an additional 50,000 EBC Founder Shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. The Company accounts for the fair value of the EBC Founder Shares over consideration paid as a deferred offering cost of the Initial Public Offering. Accordingly, the offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants were charged to permanent shareholders’ equity upon the completion of the Initial Public Offering, while offering costs allocated to the redeemable Public Shares were charged to temporary shareholders’ equity upon the completion of the Initial Public Offering. The Company estimated the total fair value of the EBC Founder Shares to be $888,855. The Company established the initial fair value for the EBC Founder Shares on the date of the issuances, using a probability weighted model for the EBC Founder Shares. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors (see Note 8).

The holders of the EBC Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders of the EBC Founder Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

In addition, the representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the Company’s prospectus forms a part pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the Company’s prospectus forms a part or commencement of sales of the public offering, except to the underwriters  and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial instruments that are measured at fair value on a non-recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022		December 31, 2021
Assets:
Marketable securities held in Trust Account	1		$116,850,309	$—
Fair value of EBC Founder Shares (included within deferred offering costs)	3	$	N/A	$538,234

The EBC Founder Shares were accounted at fair value in accordance with ASC 718-10. The EBC Founder Shares are measured at fair value at the time of issuance only, therefore on a non-recurring basis.

The EBC Founder Shares were valued using a probability weighted model, which is considered to be a Level 3 fair value measurement. The probability weighted model’s primary unobservable inputs utilized in determining the fair value of the EBC Founder Shares is the probability of the Initial Public Offering not occurring, the probability of the Business Combination not occurring, and estimated concession. The probability of the Initial Public Offering and Business Combination not occurring were derived from observable public research vehicles utilized by the Company as well as background and historical data.

The following table provides quantitative information regarding Level 3 fair value measurements:

Initial Measurements inputs on July 9, 2021, October 14, 2021 and January 31, 2022
Value of Public Offering share	$9.25
Probability of Public Offering not happening	5.0 - 13.0%
Probability of Business Combination not happening	5%
Estimated concessions	12.5 - 13.0%
Discount for lack of marketability	20.0%

The following table presents the changes in the fair value of Level 3 EBC Founder Shares included in offering costs:

Total EBC Founder Shares
Fair value as of February 11, 2021 (inception)	$—
Initial measurement for shares issued on July 9, 2021	269,117
Initial measurement for shares issued on October 14, 2021	269,117
Fair value as of December 31, 2021	538,234
Initial measurement for shares issued on January 31, 2022	350,621
Fair value as of February 10, 2022 (Initial Public Offering date)	$888,855

The over-allotment liability was accounted at fair value in accordance with ASC 480 and is presented as a currently liability in the accompanying balance sheet. The over-allotment liability is measured at fair value at the time of issuance, remeasured at a reporting period, and remeasured at the time of an exercise.

The over-allotment liability was valued using a Black-Scholes model, which is considered to be a Level 3 fair value measurement. The Black-Scholes model’s primary unobservable inputs utilized in determining the fair value of the over-allotment liability is the volatility probability. The volatility probability was derived from observable public Companies historical data.

LIV CAPITAL ACQUISITION CORP. II.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	February 10, 2022	February 15, 2022
Value of Public Offering share	$10.00	$10.01
Expected term	0.12	0.11
Volatility	2.48%	2.48%
Yield Curve	0.223%	0.133%

The following table presents the changes in the fair value of over-allotment liability:

Fair value as of December 31, 2021	$—
Initial measurement at February 10, 2022 (IPO date)	54,192
Change in fair value on February 15, 2022 (over-allotment exercise date)	(1,862)
Elimination of over-allotment liability on February 15, 2022	(52,330)
Fair value as of March 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

As of the date of this filing, the Sponsor loaned the Company an additional $50,000 for working capital purposes, resulting in an aggregate of $90,000 outstanding under the Promissory Note (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LIV Capital Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LIV Capital Acquisition Sponsor II, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 11, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $16,498, which consists of operating costs of $78,669, offset by change in fair value of over-allotment option of $1,862 and interest income on marketable securities held in the Trust Account of $60,309.

For the period ended March 31, 2021, we had a net loss of $7,393 which consisted of formation costs.

Liquidity and Capital Resources

On February 10, 2022, we consummated the Initial Public Offering of 10,000,000 Units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $5,500,000.

On February 15, 2022, the underwriters partially exercised their over-allotment option, resulting in an additional 1,450,000 Public Shares issued for an aggregate amount of $14,500,000. A total of $14,790,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $116,790,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Units, a total of $116,790,000 was placed in the Trust Account. We incurred $3,888,278 of transaction costs in Initial Public Offering and partial exercise of the over-allotment option, consisting of $2,290,000 of underwriting fees, and $1,598,278 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $406,121. Net loss of $16,498 was affected by interest earned on marketable securities held in the Trust Account of $60,309 and change in fair value of over-allotment option of $1,862. Changes in operating assets and liabilities used $327,452 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $7,393 which consisted of net loss.

As of March 31, 2022, we had marketable securities held in the Trust Account of $116,850,309 (including approximately $60,309 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $2,582. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 10, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The Company entered into an agreement on February 7, 2022, pursuant to which may pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 15, 2022, the underwriters elected to partially exercise the over-allotment option to purchase an additional 1,450,000 Public Shares at a price of $10.00 per Public Share.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,290,000 in the aggregate which was paid upon the closing of the Initial Public Offering and partial exercise of the over-allotment options.

The Company engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with the Business Combination to assist the Company in holding meetings with the Company’s shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating an initial Business Combination.

The Company entered into a finders fee agreement with a consultant to assist the Company in facilitating a Business Combination with one or more targets, subject to certain conditions. The finder will only be compensated in the event that the Business Combination is consummated with a target sourced by the finder. The Company shall pay the finder a fee of $300,000, plus applicable tax. In connection with the Business Combination, the Company shall pay a financing fee to the finder cash fee equal to 2% of all PIPE funds received and accepted by the Company from investors sourced by the finder, subject to certain conditions.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 14,087,500 Class A ordinary shares in the aggregate. As of March 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 362,500 founder shares in March 31, 2022 which are no longer forfeitable and thus included for dilutive purposes.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls stated above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the valuation of complex financial instruments and accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except for the following:

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2022, we consummated the Initial Public Offering of 10,000,000 Units. The Units were sold, generating total gross proceeds of $100,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261950). The Securities and Exchange Commission declared the registration statement effective on February 7, 2022.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and EarlyBirdCapital consummated the private placement of an aggregate of 5,500,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,550,000. Each whole Private Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On February 15, 2022, the underwriters partially exercised their over-allotment option, resulting in an additional 1,450,000 Public Shares issued for an aggregate amount of $14,500,000. A total of $14,790,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $116,790,000

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $116,790,000 was placed in the Trust Account.

We paid a total of $2,290,000 in underwriting discounts and commissions and $1,598,278 for other costs and expenses related to the Initial Public Offering and the partial exercise of the over-allotment option.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 7, 2022, between the Company and EarlyBirdCapital, Inc., as underwriter(1)
1.2	Business Combination Marketing Agreement, dated February 7, 2022, between the Company and EarlyBirdCapital, Inc., as advisor(1)
4.4	Warrant Agreement, dated February 7, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent(1)
10.2	Letter Agreement, dated February 7, 2022, among the Company and its officers and directors and LIV Capital Acquisition Sponsor II, L.P. (1)
10.3	Investment Management Trust Agreement, dated February 7, 2022 between the Company and Continental Stock Transfer & Trust Company, as trustee(1)
10.4	Registration Rights Agreement, dated February 7, 2022, between the Company and certain security holders(1)
10.6	Sponsor Warrants Purchase Agreement, dated February 7, 2022, between the Company and LIV Capital Acquisition Sponsor II, L.P. (1)
10.7	Private Placements Warrants Purchase Agreement, dated February 7, 2022, between the Company and EarlyBirdCapital, Inc. (1)
10.8	Administrative Services Agreement, dated February 7, 2022, between the Company and LIV Capital Acquisition Sponsor II, L.P. (1)
10.9	Indemnity Agreement, dated February 7, 2022, between the Company and Alexander R. Rossi(1)
10.10	Indemnity Agreement, dated February 7, 2022, between the Company and Humberto Zesati(1)
10.11	Indemnity Agreement, dated February 7, 2022, between the Company and Miguel Ángel Dávila(1)
10.12	Indemnity Agreement, dated February 7, 2022, between the Company and José Antonio Solano Arroyo(1)
10.13	Indemnity Agreement, dated February 7, 2022, between the Company and Luis Rodrigo Clemente Gamero(1)
10.14	Indemnity Agreement, dated February 7, 2022, between the Company and Carlos Alberto Rohm(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 10, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIV CAPITAL ACQUISITION CORP. II.

Date: May 12, 2022	By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)