Form 10-Q
period 2022-06-30
LIV Capital Acquisition Corp. II
filed 2022-08-08
CIK 1875257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41269

LIV CAPITAL ACQUISITION CORP. II

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

As of August 8, 2022, there were 11,610,000 Class A ordinary shares, par value $0.0001 per share, and 2,862,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LIV CAPITAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 11, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Part III. Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$11,398	$1,024
Prepaid expenses and other current assets	197,084	10
Total Current Assets	208,482	1,034

Deferred offering costs	—	1,002,412
Non-current prepaid expenses	107,292	—
Marketable securities held in Trust Account	116,943,151	—
TOTAL ASSETS	$117,258,925	$1,003,446

LIABILITIES AND SHAREHOLDERS’ (DEFCIT) EQUITY
Current liabilities
Accrued expenses	$886,839	$3,687
Accrued offering costs	92,457	347,595
Promissory note - related party	125,000	100,000
Total Liabilities	1,104,296	451,282

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 11,450,000 and no shares at redemption value as of June 30, 2022 and December 31, 2021, respectively	116,943,151	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 160,000 and 100,000 issued and outstanding (excluding 11,450,000 and no shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively (1)	16	10
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,862,500 and 2,875,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (2)	288	288
Additional paid-in capital	82,138	562,946
Accumulated deficit	(870,964)	(11,080)
Total Shareholders’ (Deficit) Equity	(788,522)	552,164
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$117,258,925	$1,003,446

(1)	Includes 160,000 and 100,000 representative shares issued to EarlyBirdCapital, Inc., as of June 30, 2022 and December 31, 2021, respectively, 50,000 shares on July 9, 2021, 50,000 shares on October 14, 2021 and 60,000 shares on January 31, 2022 (see Note 7).

(2)	Includes an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On February 15, 2022, the underwriters partially exercised their over-allotment option resulting in the forfeiture of 12,500 founder shares subject to redemption and the de-recognition of the over-allotment option liability on the balance sheets.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 11, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$936,228	$—	$1,014,897	$7,393
Loss from operations	(936,228)	—	(1,014,897)	(7,393)

Other income:
Change in fair value of over-allotment option liability	—	—	1,862	—
Interest earned on marketable securities held in Trust Account	92,842	—	153,151	—
Total other income	92,842	—	155,013	—

Net loss	$(843,386)	$—	$(859,884)	$(7,393)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,450,00	—	8,816,298	—

Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.06)	$—	$(0.07)	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	3,022,500	63,187	2,920,097	31,768

Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.06)	$—	$(0.07)	$(0.23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	100,000	$10	2,875,000	$288	$562,946	$(11,080)	$552,164

Issuance of Class A ordinary shares to Representative	60,000	6	—	—	350,621	—	350,627

Sale of 5,500,000 Private Placement Warrants	—	—	—	—	5,500,000	—	5,500,000

Proceeds allocated to Public Warrants at issuance	—	—			2,490,375		2,490,375

Forfeiture of Founder Shares	—	—	(12,500)	—	—	—	—

Allocated value of transaction costs for warrants	—	—	—	—	(156,148)	—	(156,148)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,512,505)	—	(8,512,505)

Net loss	—	—	—	—	—	(16,498)	(16,498)

Balance – March 31, 2022	160,000	$16	2,862,500	$288	$235,289	$(27,578)	$208,015

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(153,151)	—	(153,151)

Net loss	—	—	—	—	—	(843,386)	(843,386)

Balance – June 30, 2022	160,000	$16	2,862,500	$288	$82,138	$(870,964)	$(788,522)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 11, 2021

(INCEPTION) TO JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(7,393)	(7,393)

Balance – March 31, 2021	—	$—	—	$—	$—	$(7,393)	$(7,393)

Issuance of Class B ordinary share to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2021	—	$—	2,875,000	$288	$24,712	$(7,393)	$17,607

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from February 11, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(859,884)	$(7,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,393
Change in fair value of over-allotment option liability	(1,862)	—
Interest earned on marketable securities held in Trust Account	(153,151)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(304,360)	—
Accrued expenses	883,152	—
Net cash used in operating activities	(436,105)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,790,000)	—
Net cash used in investing activities	(116,790,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,210,000	—
Proceeds from sale of Private Placements Warrants	5,500,000	—
Advances from related party	—	15,000
Proceeds from promissory note – related party	150,000	—
Repayment of promissory note – related party	(125,000)	—
Payment of offering costs	(498,521)	(15,000)
Net cash provided by financing activities	117,236,479	—

Net Change in Cash	10,374	—
Cash – Beginning of period	1,024	—
Cash – End of period	$11,398	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$138,657	$81,131
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,607
Issuance of Representative Shares	$350,621	$—
Initial classification of Class A ordinary share subject to possible redemption	$116,790,000	$—
Remeasurement of Class A ordinary shares to redemption amount	$153,151	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern

As of June 30, 2022, the Company had $11,398 in its operating bank accounts, $116,943,151 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $895,814.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 9, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2021, no assets were held in the Trust Account.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, (ii) over-allotment option and (iii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 14,087,500 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(667,250)	$(176,136)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	11,450,000	3,022,500	—	63,187
Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$—	$—

	Six Months Ended June 30,		For the period from February 11, 2021 (inception) through June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(645,939)	$(213,945)	$—	$(7,393)
Denominator:
Basic and diluted weighted average shares outstanding	8,816,298	2,920,097	—	31,768
Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$—	$(0.23)

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company valued the representative shares issued to EarlyBirdCapital and the over-allotment liability based on Level 3 inputs, see Note 8.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$114,500,000
Less:
Proceeds allocated to Public Warrants	$(2,490,375)
Allocated value of transaction costs to Class A ordinary shares	$(3,732,130)
Plus:
Remeasurement of carrying value to redemption value	$8,665,656
Class A ordinary shares subject to possible redemption	$116,943,151

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing, initially amended and restated in its entirety on December 30, 2021, to extend the maturity date to the earlier of June 30, 2022 or the consummation of the Initial Public Offering, and subsequently amended and restated in its entirety on January 31, 2022 to extend its maturity to December 30, 2023. As of June 30, 2022 and December 31, 2021, $125,000 and $100,000, respectively, was outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement on February 7, 2022, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000 for these services, of which such amounts are recorded as accrued expenses in the balance sheet as of June 30, 2022. For the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loan outstanding.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2021, the Company issued to EBC and its designees, 50,000 Class A ordinary shares, for a total consideration of $5. On October 14, 2021, the Company issued to EBC and its designees, an additional 50,000 Class A ordinary shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. As of June 30, 2022 and December 31, 2021, there were 160,000 and 100,000 Class A ordinary shares issued and outstanding, excluding 11,450,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022, there were 2,862,500 Class B ordinary shares issued and outstanding. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor will own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). Due to the underwriters’ option to partially exercise its over-allotment option on February 15, 2022, 12,500 shares were forfeited.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Warrants — As of June 30, 2022 and December 31, 2021, there were 14,087,500 and 0 warrants outstanding, respectively. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least four units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial instruments that are measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022		December 31, 2021
Assets:
Marketable securities held in Trust Account	1		$116,943,151	$—
Fair value of EBC Founder Shares (included within deferred offering costs)	3	$	N/A	$538,234

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	February 10, 2022	February 15, 2022
Value of Public Offering share	$10.00	$10.01
Expected term	0.12	0.11
Volatility	2.48%	2.48%
Yield Curve	0.223%	0.133%

The following table presents the changes in the fair value of over-allotment liability:

Fair value as of December 31, 2021	$—
Initial measurement at February 10, 2022 (IPO date)	54,192
Change in fair value on February 15, 2022 (over-allotment exercise date)	(1,862)
Elimination of over-allotment liability on February 15, 2022	(52,330)
Fair value as of June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and six months ended June 30, 2022.

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

On July 1, 2022, the Company appointed three directors to the Company’s Board of Directors. Each of the directors will receive equity interests in the Sponsor, equivalent to 20,000 founder shares, concurrently with or following the closing of a business combination.

As of the date of this filing, the Sponsor loaned the Company an additional $55,000 for working capital purposes, resulting in an aggregate of $180,000 outstanding under the Promissory Note (see Note 5).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $843,386, which consists of operating costs of $936,228, offset by interest income on marketable securities held in the Trust Account of $92,842.

For the six months ended June 30, 2022, we had a net loss of $859,884, which consists of operating costs of $1,014,897, offset by change in fair value of over-allotment option of $1,862 and interest income on marketable securities held in the Trust Account of $153,151.

For the period ended June 30, 2021, we had a net loss of $7,393 which consisted of formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $436,105. Net loss of $859,884 was affected by interest earned on marketable securities held in the Trust Account of $153,151 and change in fair value of over-allotment option of $1,862. Changes in operating assets and liabilities provided $578,792 of cash for operating activities.

For the period from February 11, 2021 (inception) through June 30, 2021, cash used in operating activities was $0.

As of June 30, 2022, we had marketable securities held in the Trust Account of $116,943,151 (including approximately $153,151 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $11,398. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The Company entered into an agreement on February 7, 2022, pursuant to which will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000 for these services, of which such amounts are recorded as accrued expenses in the balance sheet as of June 30, 2022. For the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 14,087,500 Class A ordinary shares in the aggregate. As of June 30, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 362,500 founder shares in June 30, 2022 which are no longer forfeitable and thus included for dilutive purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments.

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

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and EarlyBirdCapital consummated the private placement of an aggregate of 5,500,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,500,000. Each whole Private Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIV CAPITAL ACQUISITION CORP. II.

Date: August 8, 2022	By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)