Form 10-Q
period 2022-09-30
LIV Capital Acquisition Corp. II
filed 2022-11-18
CIK 1875257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 18, 2022, there were 11,610,000 Class A ordinary shares, par value $0.0001 per share, and 933,417 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LIV CAPITAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4.	Controls and Procedures	25
Part II. Other Information		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Part III. Signatures		29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,998	$1,024
Prepaid expenses and other current assets	206,170	10
Total Current Assets	210,168	1,034

Deferred offering costs	—	1,002,412
Non-current prepaid expenses	60,417	—
Marketable securities held in Trust Account	117,493,883	—
TOTAL ASSETS	$117,764,468	$1,003,446

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$2,415,039	$3,687
Accrued offering costs	92,457	347,595
Promissory notes, purchase of related party interest (see Note 5)	3,158,835	—
Promissory note - related party	207,500	100,000
Total Liabilities	5,873,831	451,282

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 11,450,000 and no shares at redemption value as of September 30, 2022 and December 31, 2021, respectively	117,493,883	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 160,000 and 100,000 issued and outstanding (excluding 11,450,000 and no shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively (1)	16	10
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 933,417 and 2,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (2)	95	288
Additional paid-in capital	—	562,946
Accumulated deficit	(5,603,357)	(11,080)
Total Shareholders’ (Deficit) Equity	(5,603,246)	552,164
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$117,764,468	$1,003,446

(1)	Includes 160,000 and 100,000 shares issued to EarlyBirdCapital, Inc., as of September 30, 2022 and December 31, 2021, respectively, 50,000 shares on July 9, 2021, 50,000 shares on October 14, 2021 and 60,000 shares on January 31, 2022 (see Note 7).

(2)	Includes an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On February 15, 2022, the underwriters partially exercised their over-allotment option resulting in the forfeiture of 12,500 Founder Shares subject to redemption and the de-recognition of the over-allotment option liability on the balance sheets. On August 16, 2022, the Company executed the Redemption Agreement (see Note 6) which resulted in the cancellation of 1,929,083 Class B ordinary shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 11, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$1,655,889	$—	$2,670,786	$7,393
Loss from operations	(1,655,889)	—	(2,670,786)	(7,393)

Other income:
Change in fair value of over-allotment option liability	—	—	1,862	—
Interest earned on marketable securities held in Trust Account	550,732	—	703,883	—
Total other income	550,732	—	705,745	—

Net loss	$(1,105,157)	$—	$(1,965,041)	$(7,393)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,450,000	—	9,703,846	—
Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.08)	$—	$(0.16)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	2,078,927	2,875,000	2,636,626	1,903,664
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.08)	$—	$(0.16)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	100,000	$10	2,875,000	$288	$562,946	$(11,080)	$552,164
Issuance of Class A ordinary shares to Representative	60,000	6	—	—	350,621	—	350,627
Sale of 5,500,000 Private Placement Warrants	—	—	—	—	5,500,000	—	5,500,000
Proceeds allocated to Public Warrants at issuance	—	—			2,490,375		2,490,375
Forfeiture of Founder Shares	—	—	(12,500)	—	—	—	—
Allocated value of transaction costs for warrants	—	—	—	—	(156,148)	—	(156,148)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,512,505)	—	(8,512,505)
Net loss	—	—	—	—	—	(16,498)	(16,498)
Balance – March 31, 2022	160,000	$16	2,862,500	$288	$235,289	$(27,578)	$208,015
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(153,151)	—	(153,151)
Net loss	—	—	—	—	—	(843,386)	(843,386)
Balance – June 30, 2022	160,000	$16	2,862,500	$288	$82,138	$(870,964)	$(788,522)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(82,138)	(468,594)	(550,732)
Cancellation of Founder Shares	—	—	(1,929,083)	(193)	—	(3,158,642)	(3,158,835)
Net loss	—	—	—	—	—	(1,105,157)	(1,105,157)
Balance – September 30, 2022	160,000	$16	933,417	$95	$—	$(5,603,357)	$(5,603,246)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 11, 2021

(INCEPTION) TO SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(7,393)	(7,393)
Balance – March 31, 2021	—	—	—	—	—	(7,393)	(7,393)
Issuance of Class B ordinary share to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	—	—
Balance – June 30, 2021	—	—	2,875,000	288	24,712	(7,393)	17,607
Issuance of Representative Shares	50,000	5	—	—	269,117	—	269,122
Net loss	—	—	—	—	—	—	—
Balance – September 30, 2021	50,000	$5	2,875,000	$288	$293,829	$(7,393)	$286,729

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from February 11, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,965,041)	$(7,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,393
Change in fair value of over-allotment option liability	(1,862)	—
Interest earned on marketable securities held in Trust Account	(703,883)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(266,571)	—
Accrued expenses	2,411,352	—
Net cash used in operating activities	(526,005)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,790,000)	—
Net cash used in investing activities	(116,790,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,210,000	—
Proceeds from sale of Private Placement Warrants	5,500,000	—
Proceeds from promissory note – related party	232,500	75,000
Repayment of promissory note – related party	(125,000)	—
Payment of offering costs	(498,521)	(74,161)
Net cash provided by financing activities	117,318,979	839

Net Change in Cash	2,974	839
Cash – Beginning of period	1,024	—
Cash – End of period	$3,998	$839

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$92,457	$158,155
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,607
Issuance of Representative Shares	$350,621	$269,122
Cancellation of Founder Shares in exchange for promissory note	$3,158,835	$—
Initial classification of Class A ordinary share subject to possible redemption	$116,790,000	$—
Remeasurement of Class A ordinary shares to redemption amount	$703,883	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LIV Capital Acquisition Corp. II (the “Company” or “LIVB”) is a blank check company incorporated in the Cayman Islands on February 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. On August 17, 2022, the Company entered into a Business Combination Agreement by and among the Company, Covalto Ltd., a Cayman Islands exempted company (“Covalto”) and Covalto Merger Sub. The Business Combination Agreement and other parties thereto, are described in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Going Concern

As of September 30, 2022, the Company had $3,998 in its operating bank accounts, $117,493,883 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $5,663,663.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date these condensed financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 10, 2023.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 9, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2021, no assets were held in the Trust Account.

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

SEPTEMBER 30, 2022

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

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, (ii) over-allotment option and (iii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 10,794,167 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,		For the period from February 11, 2021 (inception) through September 30,
	2022		2021		2022		2021
	Class A ordinary shares subject to redemption	Non-redeemable Class A and Class B ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable Class A and Class B ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable Class A and Class B ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable Class A and Class B ordinary shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(935,333)	$(169,824)	$—	$—	$(1,545,197)	$(419,844)	$—	$(7,393)
Denominator:
Basic and diluted weighted average shares outstanding	11,450,000	2,078,927	—	2,875,000	9,703,846	2,636,626	—	1,903,664
Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$—	$—	$(0.16)	$(0.16)	$—	$(0.01)

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company valued the EBC Founder Shares (as defined in Note 7) and the over-allotment liability based on Level 3 inputs, see Note 8.

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

SEPTEMBER 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$114,500,000
Less:
Proceeds allocated to Public Warrants	$(2,490,375)
Allocated value of transaction costs to Class A ordinary shares	$(3,732,130)
Plus:
Remeasurement of carrying value to redemption value	$9,216,388
Class A ordinary shares subject to possible redemption	$117,493,883

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

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

On August 16, 2022, the Company executed the Redemption Agreement (see Note 6) which resulted in the Company purchase and cancellation of 1,929,083 Founder Shares and redemption of 3,293,333 Private Placement Warrants in exchange for the Promissory Note (see Note 6).

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 28, 2021, the Sponsor was issued 2,875,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Founder Shares include an aggregate of up to 375,000 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriters’  over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On February 15, 2022, 12,500 Founder Shares were forfeited as a result of the underwriters’ election to partially exercise their remaining over-allotment option. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 362,500 Founder Shares are no longer subject to forfeiture.

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

On July 1, 2022, the Company appointed three directors to the Company’s Board of Directors. Each of the directors will receive equity interests in the Sponsor, equivalent to 20,000 Founder Shares, concurrently with or following the closing of a business combination. The grant of equity interests in the Sponsor equivalent to 20,000 Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company’s directors was approximately $1.85 per share or an aggregate total of approximately $111,000. The equity interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the equity interests is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

On August 16, 2022, the Company executed the Redemption Agreement which resulted in the Company purchase and cancellation of 1,929,083 Founder Shares in exchange for the Promissory Note (see Note 6).

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing, initially amended and restated in its entirety on December 30, 2021, to extend the maturity date to the earlier of September 30, 2022 or the consummation of the Initial Public Offering, and subsequently amended and restated in its entirety on January 31, 2022 to extend its maturity to December 30, 2023.

As of September 30, 2022 and December 31, 2021, $207,500 and $100,000, respectively, was outstanding under the Sponsor Promissory Note.

Promissory Notes, Purchase of Related Party Interests

On August 16, 2022, the Company entered into promissory notes (the “Promissory Notes”) with certain Rollover Parties (as defined in Note 6) in an aggregate amount of $3,158,835. The Promissory Notes are non-interest bearing and due and payable on the earlier of the date on which the Company’s corporate existence terminates, or the Company ceases all operations for purposes of winding up. As of September 30, 2022, there was $3,158,835 outstanding under the Promissory Notes (see Note 6).

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement on February 7, 2022, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $80,000 for these services, of which $80,000 is recorded as accrued expenses in the balance sheet as of September 30, 2022. For the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loan outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

Pursuant to a registration and shareholder rights agreement entered into on February 7, 2022, the holders of the Founder Shares, EBC Founder Shares, private warrants and any warrants that may be issued on conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the Founder Shares, on the earlier of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the EBC Founder Shares, Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Finder’s Fee Agreement

On March 15, 2022, the Company entered into a finder’s fee agreement with a consultant to assist the Company in facilitating a Business Combination with one or more targets, subject to certain conditions. The finder will only be compensated in the event that the Business Combination is consummated with a target sourced by the finder. The Company shall pay the finder a fee of $300,000, plus applicable tax. In connection with the Business Combination, the Company shall pay a financing fee to the finder cash fee equal to 2% of all PIPE funds received and accepted by the Company from investors sourced by the finder, subject to certain conditions.

Business Combination Agreement

On August 17, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Covalto and Covalto Merger Sub Ltd., a Cayman Islands exempted company and direct, wholly-owned subsidiary of Covalto (“Merger Sub”), pursuant to which, among other things, Covalto will make an election to be classified as an association taxable as a corporation for U.S. federal income tax purposes and effect a Pre-Closing Capital Restructuring (as defined below), and Merger Sub will subsequently be merged with and into LIVB, with LIVB being the surviving entity in the Merger (as defined below) and continuing (immediately following the Merger) as a direct wholly-owned subsidiary of Covalto (following and after giving effect to the proposed business combination, “New Covalto”), on the terms and subject to the conditions set forth therein (the “Merger”, and together with the other transactions contemplated by the Business Combination Agreement, the “proposed business combination”).

As a result of the proposed business combination, each issued and outstanding Class A ordinary share of LIVB and Class B ordinary share of LIVB will be automatically surrendered and exchanged for the right to receive one newly-issued Class A ordinary share, par value US$0.0001 per share, of New Covalto (each a “New Covalto Class A Ordinary Share” and collectively, the “New Covalto Class A Ordinary Shares”), and each issued and outstanding warrant to purchase Class A ordinary shares of LIVB (a “LIVB Warrant”) will be converted into and become a warrant to purchase New Covalto Class A Ordinary Shares (a “New Covalto Warrant”), and New Covalto shall assume each such LIVB Warrant in accordance with its terms.

Merger Consideration

Covalto Warrants

Subject to the terms and conditions of the Business Combination Agreement, certain existing warrants to purchase ordinary shares of Covalto (each an “Existing Covalto Warrant”) shall be converted into ordinary shares of Covalto (the “Existing Covalto Warrant Conversion”), and any other Existing Covalto Warrants shall be exchanged for a warrant to purchase the corresponding number of New Covalto Class A Ordinary Shares, in each case as adjusted to give effect to the proposed business combination.

Preferred Merger Consideration

Subject to the terms and conditions of the Business Combination Agreement, effective immediately prior to the Pre-Closing Capital Restructuring, and pursuant to a conversion direction notice to be executed by the applicable holders of preferred shares of Covalto, each preferred share of Covalto shall convert into one ordinary share of Covalto in accordance with the terms of the Covalto Articles of Association (as defined therein) (such conversion, the “Covalto Preferred Conversion”).

Pre-Closing Capital Restructuring

Effective immediately following the Covalto Preferred Conversion and immediately prior to the LIVB Effective Time (as defined therein) and in accordance with the required shareholder approval of Covalto: (i) each ordinary share of Covalto shall be re-designated as a New Covalto Class A Ordinary Share; (ii) each authorized and unissued preferred share of Covalto shall be cancelled; (iii) Class B ordinary shares, par value, US$0.0001 per share, of New Covalto (the “New Covalto Class B Ordinary Shares”) shall be created and authorized; (iv) an increase to the number of New Covalto Class A Ordinary Shares shall be authorized; and (v) the closing amended and restated Covalto Articles of Association shall be adopted (collectively, the “Pre-Closing Capital Restructuring”).

Contribution Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, LIV Sponsor II GP, LLC (“GP”), certain limited partners of the Sponsor, LIVB and Covalto entered into a contribution agreement (the “Contribution Agreement”), pursuant to which, certain limited partners of the Sponsor and GP have agreed to contribute promissory notes to Covalto in exchange for certain securities of Covalto, subject to the terms and conditions therein. The Company evaluated the obligations contained within the Contribution Agreement pursuant to ASC 480 and ASC 815. The Company determined that the Contribution Agreement did not require liability classification under ASC 480 and further determined that the instrument met the indexation and equity classification under ASC 815-40. The Company will record any exchange of the Promissory Notes pursuant to the Contribution Agreement as an equity transaction.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Redemption Agreement

On August 16, 2022, the Company entered into a Redemption Agreement with (i) the Sponsor and (ii) certain limited partners of the Sponsor and the GP (each, a “Rollover Party” and collectively, the “Rollover Parties”). In connection with the Redemption Agreement, the Rollover Parties, the Sponsor and LIVB implemented the following transactions in the order in which they are listed:

i.	The Sponsor mandatorily withdrew each Rollover Party’s Class S Units and Class W Units in exchange for an aggregate of 1,929,083 Class B ordinary shares and 3,293,333 Private Placement Warrants, respectively; and

ii.	LIVB repurchased each Rollover Party’s Class B ordinary shares and redeemed each Rollover Party's Private Placement Warrants in exchange for a promissory note (each such note, a “Promissory Note”) in an aggregate amount of $3,158,835, which is equal to the amount of equity contributed by each Rollover Party indirectly or directly to LIVB.

As a result of the Redemption Agreement, the Company purchased 1,929,083 Class B ordinary shares and redeemed 3,293,333 Private Placement Warrants in exchange for the Promissory Notes. The Company evaluated the Promissory Notes and Redemption Agreement pursuant to ASC 480 and ASC 815. The Company determined that the Company should record the Promissory Notes at face value. The fair value of the Class B ordinary shares purchased was $1.85 per share and the fair value of the Private Placement Warrants redeemed was $0.10 per warrant, for a total fair value of $3,898,137.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2021, the Company issued to EBC and its designees, 50,000 Class A ordinary shares, for a total consideration of $5. On October 14, 2021, the Company issued to EBC and its designees, an additional 50,000 Class A ordinary shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. As of September 30, 2022 and December 31, 2021, there were 160,000 and 100,000 Class A ordinary shares issued and outstanding, excluding 11,450,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022, there were 933,417 Class B ordinary shares issued and outstanding. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor would own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Due to the underwriters’ option to partially exercise its over-allotment option on February 15, 2022, 12,500 shares were forfeited.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Warrants — As of September 30, 2022 and December 31, 2021, there were 10,794,167 and 0 warrants outstanding, respectively. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least four units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

As a result of the Redemption Agreement (as discussed in Note 6), there was a redemption of 3,293,333 Private Placement Warrants.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

In addition, the EBC Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the Company’s prospectus forms a part pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the Company’s prospectus forms a part or commencement of sales of the public offering, except to the underwriters  and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring and non-recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Frequency of Measurements	Level	September 30, 2022		December 31, 2021
Assets:
Marketable securities held in Trust Account	Recurring	1		$117,493,883	$—
Fair value of EBC Founder Shares (included within deferred offering costs)	Non-recurring	3	$	N/A	$538,234

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

The following table provides quantitative information regarding Level 3 fair value measurements:

Initial Measurements inputs on July 9, 2021, October 14, 2021 and January 31, 2022
Value of Initial Public Offering share	$9.25
Probability of Initial Public Offering not happening	5.0 - 13.0%
Probability of Business Combination not happening	5%
Estimated concessions	12.5 - 13.0%
Discount for lack of marketability	20.0%

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	February 10, 2022	February 15, 2022
Value of Initial Public Offering share	$10.00	$10.01
Expected term	0.12	0.11
Volatility	2.48%	2.48%
Yield curve	0.223%	0.133%

The following table presents the changes in the fair value of over-allotment liability:

Fair value as of December 31, 2021	$—
Initial measurement at February 10, 2022 (IPO date)	54,192
Change in fair value on February 15, 2022 (over-allotment exercise date)	(1,862)
Elimination of over-allotment liability on February 15, 2022	(52,330)
Fair value as of September 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and nine months ended September 30, 2022.

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

As of the date of this filing, the Sponsor loaned the Company an additional $5,000 for working capital purposes, resulting in an aggregate of $212,500 outstanding under the Sponsor Promissory Note (see Note 5).

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

Recent Developments

On August 17, 2022, we entered into the Business Combination Agreement with Covalto and Merger Sub, pursuant to which, among other things, Covalto will make an election to be classified as an association taxable as a corporation for U.S. federal income tax purposes and effect a Pre-Closing Capital Restructuring, and Merger Sub will subsequently be merged with and into LIVB, with LIVB being the surviving entity in the Merger and continuing (immediately following the Merger) as a direct wholly-owned subsidiary of Covalto, on the terms and subject to the conditions set forth therein.

As a result of the proposed business combination, each issued and outstanding Class A ordinary share of LIVB and Class B ordinary share of LIVB will be automatically surrendered and exchanged for the right to receive one newly-issued Class A ordinary share, par value US$0.0001 per share, of New Covalto, and each issued and outstanding LIVB Warrant will be converted into and become a warrant to purchase New Covalto Class A Ordinary Shares, and New Covalto shall assume each such LIVB Warrant in accordance with its terms.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Covalto. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $1,105,157, which consists of operating costs of $1,655,889, offset by interest income on marketable securities held in the Trust Account of $550,732.

For the nine months ended September 30, 2022, we had a net loss of $1,965,041, which consists of operating costs of $2,670,786, offset by change in fair value of over-allotment option of $1,862 and interest income on marketable securities held in the Trust Account of $703,883.

For the period ended September 30, 2021, we had a net loss of $7,393 which consisted of formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $526,005. Net loss of $1,965,041 was affected by interest earned on marketable securities held in the Trust Account of $703,883 and change in fair value of over-allotment option of $1,862. Changes in operating assets and liabilities provided $2,144,781 of cash for operating activities.

For the period from February 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $0.

As of September 30, 2022, we had marketable securities held in the Trust Account of $117,493,883 (including approximately $703,883 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $3,998. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The Company entered into an agreement on February 7, 2022, pursuant to which will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $80,000 for these services, of which such amounts are recorded as accrued expenses in the balance sheet as of September 30, 2022. For the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

The Company entered into a finder’s fee agreement with a consultant to assist the Company in facilitating a Business Combination with one or more targets, subject to certain conditions. The finder will only be compensated in the event that the Business Combination is consummated with a target sourced by the finder. The Company shall pay the finder a fee of $300,000, plus applicable tax. In connection with the Business Combination, the Company shall pay a financing fee to the finder cash fee equal to 2% of all PIPE funds received and accepted by the Company from investors sourced by the finder, subject to certain conditions.

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

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income loss per ordinary share is computed by dividing net income loss by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from income loss per ordinary share as the redemption value approximates fair value.

The calculation of diluted income loss per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 10,794,167 Class A ordinary shares in the aggregate. As of September 30, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 362,500 Founder Shares in September 30, 2022 which are no longer forfeitable and thus included for dilutive purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments.

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

LIV CAPITAL ACQUISITION CORP. II.

Date: November 18, 2022	By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)