Form 10-Q
period 2023-03-31
LIV Capital Acquisition Corp. II
filed 2023-05-19
CIK 1875257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 19, 2023, there were 5,754,982 Class A ordinary shares, par value $0.0001 per share, and 933,417 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LIV CAPITAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)

ASSETS
Current assets
Cash	$5,514	$1,264
Prepaid expenses and other current assets	155,667	190,333
Total Current Assets	161,181	191,597

Non-current prepaid expenses	—	13,542
Marketable securities held in Trust Account	119,737,191	118,509,513
TOTAL ASSETS	$119,898,372	$118,714,652

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,711,249	$3,013,270
Accrued offering costs	92,457	92,457
Advance from related parties	21,660	—
Promissory notes, purchase of related party interest (see Note 5)	3,158,835	3,158,835
Promissory note – related party	286,640	256,640
Total Liabilities	7,270,841	6,521,202

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 11,450,00 shares at redemption value as of March 31, 2023 and December 31, 2022	119,737,191	118,509,513

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 160,000 issued and outstanding (excluding 11,450,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	16	16
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 933,417 shares issued and outstanding as of March 31, 2023 and December 31, 2022	95	95
Additional paid-in capital	—	—
Accumulated deficit	(7,109,771)	(6,316,174)
Total Shareholders’ Deficit	(7,109,660)	(6,316,063)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$119,898,372	$118,714,652

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$793,597	$78,669
Loss from operations	(793,597)	(78,669)

Other income:
Change in fair value of over-allotment option liability	—	1,862
Interest earned on marketable securities held in Trust Account	1,227,678	60,309
Total other income	1,227,678	62,171

Net income (loss)	$434,081	$(16,498)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,450,000	6,153,333

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.03	$(0.00)

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	1,093,417	2,816,556

Basic and diluted net income (loss) per share, Non-redeemable Class A and Class B ordinary shares	$0.03	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	160,000	$16	933,417	$95	$—	$(6,316,174)	$(6,316,063)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,227,678)	(1,227,678)
Net income	—	—	—	—	—	434,081	434,081
Balance – March 31, 2023	160,000	$16	933,417	$95	$—	$(7,109,771)	$(7,109,660)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	100,000	$10	2,875,000	$288	$562,946	$(11,080)	$552,164

Issuance of Class A ordinary shares to Representative	60,000	6	—	—	350,621	—	350,627

Sale of 5,500,000 Private Placement Warrants	—	—	—	—	5,500,000	—	5,500,000

Proceeds allocated to Public Warrants at issuance	—	—			2,490,375		2,490,375

Forfeiture of Founder Shares	—	—	(12,500)	—	—	—	—

Allocated value of transaction costs for warrants	—	—	—	—	(156,643)	—	(156,643)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,512,505)	—	(8,512,505)

Net loss	—	—	—	—	—	(16,498)	(16,498)

Balance – March 31, 2022	160,000	$16	2,862,500	$288	$235,289	$(27,578)	$208,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$434,081	$(16,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of over-allotment option liability	—	(1,862)
Interest earned on marketable securities held in Trust Account	(1,227,678)	(60,309)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48,208	(359,062)
Accrued expenses	697,979	31,610
Net cash used in operating activities	(47,410)	(406,121)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,790,000)
Net cash used in investing activities	—	(116,790,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,210,000
Proceeds from sale of Private Placements Warrants	—	5,500,000
Proceeds from advances from related party	21,660	—
Proceeds from promissory note – related party	30,000	65,000
Repayment of promissory note – related party	—	(125,000)
Payment of offering costs	—	(452,321)
Net cash provided by financing activities	51,660	117,197,679

Net Change in Cash	4,250	1,558
Cash – Beginning of period	1,264	1,024
Cash – End of period	$5,514	$2,582

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$138,657
Issuance of Representative Shares	$—	$350,621
Initial classification of Class A ordinary share subject to possible redemption	$—	$116,790,000
Remeasurement for Class A ordinary shares to redemption amount	$1,227,678	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. On August 17, 2022, the Company entered into a Business Combination Agreement by and among the Company, Covalto Ltd., a Cayman Islands exempted company (“Covalto”) and Covalto Merger Sub. The Business Combination Agreement and other parties thereto, are described in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Company will have until February 10, 2024 (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On January 3, 2023, Covalto filed an F-4 Registration Statement with the Securities and Exchange Commission. On February 17, 2023, Covalto filed an Amendment to the F-4 Registration Statement with the Securities and Exchange Commission.

On April 7, 2023, the Company filed a definitive proxy statement seeking shareholder approval to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”), (ii) provide for the right of a holder of Class B ordinary shares of the Company to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of the holder, (iii) approve the adjournment of the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal and (iv) to eliminate from the Charter the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

On April 10, 2023, the Company amended the Original Business Combination Agreement, entering into the Second Business Combination Agreement, (the “Business Combination Agreement”) extending the extension date from May 10, 2023 to February 10, 2024. For each month commencing on May 10, 2023 until the earlier of: (1) the termination of this Agreement in accordance with Section 10.1; and (2) the month commencing on January 10, 2024 (but including a deposit for such month), deposit or cause to be deposited into the Trust Account (such period, the “Extension Period”) the lesser of (i) $135,000 and (ii) an aggregate of $0.035 per public LIVB Class A Ordinary Share (other than any Class A Ordinary Share converted from a LIVB Class B Ordinary Share) that remains outstanding and is not redeemed in connection with the Extension (the “Extension Contribution”) (x) not later than three (3) Business Days prior to May 10, 2023, and (y) for each additional contribution, on or before the date that is three (3) Business Days prior to the 10th day of such calendar month, by wire transfer (in accordance with wire instructions specified by LIVB to Covalto) in immediately available funds.

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

On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits of $5,514. As a result of actions by the FDIC, the Company’s insured deposits have been restored.

Going Concern

As of March 31, 2023, the Company had $5,514 in its operating bank accounts, $119,737,191 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $7,109,660.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company has no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date these unaudited condensed financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 10, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, (ii) over-allotment option and (iii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 10,794,167 Class A ordinary shares in the aggregate. As of March 31, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$396,242	$37,839	$(11,318)	$(5,181)
Denominator:
Basic and diluted weighted average shares outstanding	11,450,000	1,093,417	6,153,333	2,816,556
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$0.00	$0.00

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

MARCH 31, 2023

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$114,500,000
Less:
Proceeds allocated to Public Warrants	(2,490,375)
Allocated value of transaction costs to Class A ordinary shares	(3,732,130)
Plus:
Remeasurement of carrying value to redemption value	10,232,018
Class A ordinary shares subject to possible redemption, December 31, 2022	$118,509,513
Plus:
Remeasurement of carrying value to redemption value	1,227,678
Class A ordinary shares subject to possible redemption, March 31, 2023	$119,737,191

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

MARCH 31, 2023

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

On July 1, 2022, the Company appointed three directors to the Company’s Board of Directors. Each of the directors will receive equity interests in the Sponsor, equivalent to 20,000 Founder Shares, concurrently with or following the closing of a business combination. The grant of equity interests in the Sponsor equivalent to 20,000 Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company’s directors was approximately $1.85 per share or an aggregate total of approximately $111,000. The equity interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the equity interests is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

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

As of March 31, 2023 and December 31, 2022, $286,640 and $256,640, respectively, was outstanding under the Sponsor Promissory Note.

Promissory Notes, Purchase of Related Party Interests

On August 16, 2022, the Company entered into promissory notes (the “Promissory Notes”) with certain Rollover Parties (as defined in Note 6) in an aggregate amount of $3,158,835. The Promissory Notes are non-interest bearing and due and payable on the earlier of the date on which the Company’s corporate existence terminates, or the Company ceases all operations for purposes of winding up. As of March 31, 2023 and December 31, 2022, there was $3,158,835 outstanding under the Promissory Notes (see Note 6).

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement on February 7, 2022, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $20,000 for these services, of which $140,000 and $110,000 are recorded as accrued expenses in the balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loan outstanding.

Advance From Related Parties

Covalto advanced the Company $21,660 and $0, as of March 31, 2023 and December 31, 2022, respectively, to fund working capital expenses during the quarter.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2021, the Company issued to EBC and its designees, 50,000 Class A ordinary shares, for a total consideration of $5. On October 14, 2021, the Company issued to EBC and its designees, an additional 50,000 Class A ordinary shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. As of March 31, 2023 and December 31, 2022, there were 160,000 Class A ordinary shares issued and outstanding, excluding 11,450,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 933,417 Class B ordinary shares issued and outstanding. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor would own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Due to the underwriters’ option to partially exercise its over-allotment option on February 15, 2022, 12,500 shares were forfeited.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Warrants — As of March 31, 2023 and December 31, 2022, there were 10,794,167 warrants outstanding, respectively. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least four units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

MARCH 31, 2023

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

EBC Founder Shares

On July 9, 2021, the Company issued to an underwriter an aggregate of 50,000 Class A ordinary shares (the “EBC Founder Shares”) for a total of $5 of consideration. On October 14, 2021, the Company issued an additional 50,000 EBC Founder Shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. The Company accounts for the fair value of the EBC Founder Shares over consideration paid as a deferred offering cost of the Initial Public Offering. Accordingly, the offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Warrants were charged to permanent shareholders’ equity upon the completion of the Initial Public Offering, while offering costs allocated to the redeemable Public Shares were charged to temporary shareholders’ equity upon the completion of the Initial Public Offering. The Company estimated the total fair value of the EBC Founder Shares to be $888,855. The Company established the initial fair value for the EBC Founder Shares on the date of the issuances, using a probability weighted model for the EBC Founder Shares. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors.

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

MARCH 31, 2023

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring and non-recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Frequency of Measurements	Level	December 31, 2022	March 31, 2023
Assets:
Marketable securities held in Trust Account	Recurring	1	$118,509,513	$119,737,191

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 1, 2023 (the “Extraordinary General Meeting”), shareholders of the Company approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Charter” and, such amendment to the Charter, the “Charter Amendment”) in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”), (ii) provide for the right of a holder of Class B ordinary shares of the Company to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”), and (iii) eliminate from the Charter the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the initial public offering, including any shares issued in exchange thereof (the “Public Shares”) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limit” and, such proposal, the “Redemption Limitation Proposal”).

At the Extraordinary General Meeting, a total of 9,875,274, or 78.72% of the Company’s issued and outstanding ordinary shares held of record at the close of business on March 30, 2023, the record date for the Extraordinary General Meeting, were present either in person or by proxy, which constituted a quorum. The Company’s shareholders voted on each of the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal (collectively, the “Voted Proposals”), which are described in more detail in the definitive proxy statement of the Company filed with the Securities and Exchange Commission on April 7, 2023 (the “Proxy Statement”). As there were sufficient votes to approve the Extension Proposal, the Adjournment Proposal described in the Proxy Statement and referred to as “Proposal No. 3” was not presented to shareholders.

On May 3, 2023, in connection with the Voted Proposals, the holders of 5,855,018 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $61,425,326.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 13, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. Although we will not be limited to a particular industry or geographic region in our identification and acquisition of a target company, we intend to focus our search on Mexican target businesses or target businesses with a significant presence in Mexico.

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

Recent Developments

At our Extraordinary General Meeting held on May 1, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Charter” and, such amendment to the Charter, the “Charter Amendment”) in order to (i) extend the date by which we must consummate our initial business combination, cease our operations and redeem all of our Class A ordinary shares, (ii) provide for the right of a holder of our Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of the holder, and (iii) eliminate from our Charter the limitation that we shall not redeem Class A ordinary shares included as part of the units sold in the initial public offering, including any shares issued in exchange thereof, to the extent that such redemption would cause our net tangible assets to be less than $5,000,001. On May 3, 2023, we filed the Charter Amendment with the Registrar of Companies in the Cayman Islands, which is set forth herein under Exhibit 3.1.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for our initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023, we had a net income of $434,081, which consists of interest income on marketable securities held in the Trust Account of $1,227,678, offset by operating and formation costs of $793,597.

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

For the three months ended March 31, 2023, cash used in operating activities was $47,410. Net income of $434,081 was affected by interest earned on marketable securities held in the Trust Account of $1,227,678. Changes in operating assets and liabilities provided $746,187 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $406,121. Net loss of $16,498 was affected by interest earned on marketable securities held in the Trust Account of $60,309 and change in fair value of over-allotment option of $1,862. Changes in operating assets and liabilities used $327,452 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $119,737,191 (including approximately $2,947,191 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $5,514. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited condensed financial statements were issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 10, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The Company entered into an agreement on February 7, 2022, pursuant to which will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $20,000, respectively, for these services, of which $140,000 and $110,000 are recorded as accrued expenses in the balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

The calculation of diluted income loss per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 10,794,167 Class A ordinary shares in the aggregate. As of March 31, 2023, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 362,500 Founder Shares in March 31, 2023 which are no longer forfeitable and thus included for dilutive purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART  II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on April 13, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIV CAPITAL ACQUISITION CORP. II.

Date: May 19, 2023	By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)