Form 10-Q
period 2023-06-30
LIV Capital Acquisition Corp. II
filed 2023-08-11
CIK 1875257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 11, 2023, there were 5,754,982 Class A ordinary shares, par value $0.0001 per share, and 933,417 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LIV CAPITAL ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)

ASSETS
Current assets
Cash	$37,088	$1,264
Prepaid expenses and other current assets	111,893	190,333
Total Current Assets	148,981	191,597

Non-current prepaid expenses	—	13,542
Marketable securities held in Trust Account	59,577,379	118,509,513
TOTAL ASSETS	$59,726,360	$118,714,652

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,934,636	$3,013,270
Accrued offering costs	22,457	92,457
Advance from related parties	455,800	—
Promissory notes, purchase of related party interest (see Note 5)	3,158,835	3,158,835
Promissory note – related party	367,500	256,640
Total Liabilities	7,939,228	6,521,202

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 5,594,982 and 11,450,00 shares at redemption value as of June 30, 2023 and December 31, 2022	59,577,379	118,509,513

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 160,000 issued and outstanding (excluding 5,594,982 and 11,450,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	16	16
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 933,417 shares issued and outstanding as of June 30, 2023 and December 31, 2022	95	95
Additional paid-in capital	—	—
Accumulated deficit	(7,790,358)	(6,316,174)
Total Shareholders’ Deficit	(7,790,247)	(6,316,063)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$59,726,360	$118,714,652

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$410,586	$936,228	$1,204,183	$1,014,897
Loss from operations	(410,586)	(936,228)	(1,204,183)	(1,014,897)

Other income:
Change in fair value of over-allotment option liability	—	—	—	1,862
Interest earned on marketable securities held in Trust Account	995,514	92,842	2,223,192	153,151
Total other income	995,514	92,842	2,223,192	155,013

Net income (loss)	$584,928	$(843,386)	$1,019,009	$(859,884)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	7,589,549	11,450,00	9,509,110	8,816,298

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.07	$(0.06)	$0.10	$(0.07)

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	1,093,417	3,022,500	1,093,417	2,920,097

Basic and diluted net income (loss) per share, Non-redeemable Class A and Class B ordinary shares	$0.07	$(0.06)	$0.10	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	160,000	$16	933,417	$95	$—	$(6,316,174)	$(6,316,063)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,227,678)	(1,227,678)
Net income	—	—	—	—	—	434,081	434,081
Balance – March 31, 2023	160,000	16	933,417	95	—	(7,109,771)	(7,109,660)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,265,515)	(1,265,515)
Net income	—	—	—	—	—	584,928	584,928
Balance – June 30, 2023	160,000	$16	933,417	$95	$—	$(7,790,358)	$(7,790,247)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	100,000	$10	2,875,000	$288	$562,946	$(11,080)	$552,164

Issuance of Class A ordinary shares to Representative	60,000	6	—	—	350,621	—	350,627

Sale of 5,500,000 Private Placement Warrants	—	—	—	—	5,500,000	—	5,500,000

Proceeds allocated to Public Warrants at issuance	—	—			2,490,375		2,490,375

Forfeiture of Founder Shares	—	—	(12,500)	—	—	—	—

Allocated value of transaction costs for warrants	—	—	—	—	(156,148)	—	(156,148)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,512,505)	—	(8,512,505)

Net loss	—	—	—	—	—	(16,498)	(16,498)

Balance – March 31, 2022	160,000	$16	2,862,500	$288	$235,289	$(27,578)	$208,015

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(153,151)	—	(153,151)

Net loss	—	—	—	—	—	(843,386)	(843,386)

Balance – June 30, 2022	160,000	$16	2,862,500	$288	$82,138	$(870,964)	$(788,522)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,019,009	$(859,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of over-allotment option liability	—	(1,862)
Interest earned on marketable securities held in Trust Account	(2,223,192)	(153,151)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	91,982	(304,360)
Accrued expenses	921,365	883,152
Accrued offering costs	(70,000)	—
Net cash used in operating activities	(260,836)	(436,105)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(270,000)	(116,790,000)
Cash withdrawn from Trust Account in connection with redemption	61,425,327	—
Net cash provided by (used in) investing activities	61,155,327	(116,790,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,210,000
Proceeds from sale of Private Placements Warrants	—	5,500,000
Advance from related party	455,800	—
Proceeds from promissory note – related party	110,860	150,000
Repayment of promissory note – related party	—	(125,000)
Redemption of ordinary shares	(61,425,327)	—
Payment of offering costs	—	(498,521)
Net cash (used in) provided by financing activities	(60,858,667)	117,236,479

Net Change in Cash	35,824	10,374
Cash – Beginning of period	1,264	1,024
Cash – End of period	$37,088	$11,398

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$138,657
Issuance of Representative Shares	$—	$350,621
Initial classification of Class A ordinary share subject to possible redemption	$—	$116,790,000
Remeasurement for Class A ordinary shares to redemption amount	$2,493,193	$153,151

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. On August 17, 2022, the Company entered into a Business Combination Agreement by and among the Company, Covalto Ltd., a Cayman Islands exempted company (“Covalto”) and Covalto Merger Sub. The Business Combination Agreement and other parties thereto, are described in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

If the Company seeks shareholder approval to proceed with a Business Combination, the Company will proceed with such Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote and a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

On May 27, 2023, Carlos Rohm provided formal notice of his resignation as a member of the Board of Directors (the “Board”) of LIV Capital Acquisition Corp. II (the “Company”). Mr. Rohm’s resignation was for personal reasons and not a result of a disagreement relating to the Company’s operations, policies or practices. The Company has begun the process to fill the Board vacancy with a suitable candidate.

The Company will have until February 10, 2024 (the “Combination Period”) to consummate a Business Combination, subject to making monthly Extension Contributions (subsequently defined) into the Trust Account. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Covalto filed an F-4 Registration Statement with the Securities and Exchange Commission on January 3, 2023 and an Amendment to the previously filed F-4 Registration Statement on February 17, 2023.

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

On April 10, 2023, the Company amended the Original Business Combination Agreement, entering into the Second Business Combination Agreement, (the “Business Combination Agreement”) extending the extension date from May 10, 2023 to February 10, 2024. For each month commencing on May 10, 2023 until the earlier of: (1) the termination of this Agreement in accordance with Section 10.1; and (2) the month commencing on January 10, 2024 (but including a deposit for such month), deposit or cause to be deposited into the Trust Account (such period, the “Extension Period”) the lesser of (i) $135,000 and (ii) an aggregate of $0.035 per public LIVB Class A Ordinary Share (other than any Class A Ordinary Share converted from a LIVB Class B Ordinary Share) that remains outstanding and is not redeemed in connection with the Extension (the “Extension Contribution”) (x) not later than three (3) Business Days prior to May 10, 2023, and (y) for each additional contribution, on or before the date that is three (3) Business Days prior to the 10th day of such calendar month, by wire transfer (in accordance with wire instructions specified by LIVB to Covalto) in immediately available funds. $270,000 was deposited into the trust account in the 3 months ended June 30, 2023, and another $270,000 was deposited into the trust account through for the months of July and August 2023.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Going Concern

As of June 30, 2023, the Company had $37,088 in its operating bank accounts, $59,577,379 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $7,790,247.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company has no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, (ii) over-allotment option and (iii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 10,794,167 Class A ordinary shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$511,270	$73,658	$(667,250)	$(176,136)
Denominator:
Basic and diluted weighted average shares outstanding	7,589,549	1,093,417	11,450,000	3,022,500
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.06)	$(0.06)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$913,921	$105,088	$(645,939)	$(213,945)
Denominator:
Basic and diluted weighted average shares outstanding	9,509,110	1,093,417	8,816,298	2,920,097
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.07)	$(0.07)

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$114,500,000
Less:
Proceeds allocated to Public Warrants	(2,490,375)
Allocated value of transaction costs to Class A ordinary shares	(3,732,130)
Plus:
Remeasurement of carrying value to redemption value	10,232,018
Class A ordinary shares subject to possible redemption, December 31, 2022	$118,509,513
Less:
Redemption	(61,425,327)
Plus:
Remeasurement of carrying value to redemption value	2,493,193
Class A ordinary shares subject to possible redemption, June 30, 2023	$59,577,379

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

JUNE 30, 2023

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

On July 1, 2022, the Company appointed three directors to the Company’s Board of Directors. Each of the directors will receive equity interests in the Sponsor, equivalent to 20,000 Founder Shares, concurrently with or following the closing of a business combination. The grant of equity interests in the Sponsor equivalent to 20,000 Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company’s directors was approximately $1.85 per share or an aggregate total of approximately $111,000. The equity interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the equity interests is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified).

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

As of June 30, 2023 and December 31, 2022, $367,500 and $256,640, respectively, was outstanding under the Sponsor Promissory Note.

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Promissory Notes, Purchase of Related Party Interests

On August 16, 2022, the Company entered into promissory notes (the “Promissory Notes”) with certain Rollover Parties (as defined in Note 6) in an aggregate amount of $3,158,835. The Promissory Notes are non-interest bearing and due and payable on the earlier of the date on which the Company’s corporate existence terminates, or the Company ceases all operations for purposes of winding up. As of June 30, 2023 and December 31, 2022, there was $3,158,835 outstanding under the Promissory Notes (see Note 6).

Administrative Services Agreement

The Company entered into an agreement on February 7, 2022, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000 for these services, of which such amounts are recorded as accrued expenses in the balance sheet. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 for these services, of which $170,000 and $110,000 are recorded as accrued expenses in the balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loan outstanding.

Advance From Related Parties

Covalto advanced the Company $455,800 and $0, as of June 30, 2023 and December 31, 2022, respectively, to fund working capital expenses during the quarter.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2021, the Company issued to EBC and its designees, 50,000 Class A ordinary shares, for a total consideration of $5. On October 14, 2021, the Company issued to EBC and its designees, an additional 50,000 Class A ordinary shares, for a total consideration of $5. On January 31, 2022, the Company issued an additional 60,000 EBC Founder Shares, for a total consideration of $6. As of June 30, 2023 and December 31, 2022, there were 160,000 Class A ordinary shares issued and outstanding, excluding 5,594,982 and 11,450,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 933,417 Class B ordinary shares issued and outstanding. At December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Sponsor would own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Due to the underwriters’ option to partially exercise its over-allotment option on February 15, 2022, 12,500 shares were forfeited.

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

LIV CAPITAL ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Warrants — As of June 30, 2023 and December 31, 2022, there were 10,794,167 warrants outstanding, respectively. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least four units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring and non-recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Frequency of Measurements	Level	December 31, 2022	June 30, 2023
Assets:
Marketable securities held in Trust Account	Recurring	1	$118,509,513	$59,577,379

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 27, 2023, Carlos Rohm provided formal notice of his resignation as a member of the Board of Directors (the “Board”) of LIV Capital Acquisition Corp. II (the “Company”). Mr. Rohm’s resignation was for personal reasons and not a result of a disagreement relating to the Company’s operations, policies or practices. The Company has begun the process to fill the Board vacancy with a suitable candidate.

On July 17, 2023, the Board of Directors (the “Board”) of LIV Capital Acquisition Corp. II (the “Company”) appointed Jose Alverde Losada to serve on each of the Nominating Committee, Compensation Committee, and Audit Committee of the Company.

The Board determined that Mr. Alverde: (i) qualifies as an “independent director” pursuant to the rules of The Nasdaq Stock Market (the “Nasdaq”); (ii) qualifies as an “audit committee financial expert” pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”); (iii) is financially literate, as required by the applicable rules and regulations of the Nasdaq; and (iv) otherwise meets the applicable requirements of the rules and regulations of the Nasdaq and/or the SEC for serving on the Committees to which he has been appointed.

Mr. Alverde has been a member of our board since July 1, 2022 and serves as the General Director at Desarrolladora A&L S. de R.L. de C.V., a Mexican company dedicated to the development of sustainable residential, commercial and office complexes, integrating all the factors of sustainability in the social, economic and environmental spheres.

Mr. Alverde has no family relationships with any director or executive officer of the Company, and there are no arrangements or understandings with any person pursuant to which he was selected as a director of the Company. In addition, there have been no transactions directly or indirectly involving Mr. Alverde that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As a result of Mr. Alverde’s appointments, the members of: (i) the Nominating Committee shall be (a) José Antonio Solano Arroyo; (b) Jose Alverde Losada; and (c) Javier Maurilio Nájera Muñoz; (ii) the Compensation Committee shall be: (a) José Antonio Solano Arroyo; (b) Jose Alverde Losada; and (c) Javier Maurilio Nájera Muñoz; and (iii) the Audit Committee shall be (a) José Antonio Solano Arroyo; (b) Jose Alverde Losada; and (c) Javier Maurilio Nájera Muñoz.

In accordance with the amended business combination agreement (as described above), Covalto made extension payments to the Trust Account for the months of July and August 2023 equaling $270,000 in total.

Since June 30, 2023, the Company received further $50,000 from Covalto and $40,000 from the Sponsor for working capital needs

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

On April 7, 2023, the Company amended the Original Business Combination Agreement, entering into the Second Amendment to the Business Combination Agreement, (the “Business Combination Agreement”) extending the termination date from May 10, 2023 to February 10, 2024. For each month commencing on May 10, 2023 until the earlier of: (1) the termination of the Business Combination Agreement; and (2) the month commencing on January 10, 2024 (but including a deposit for such month), the Company must deposit or cause to be deposited into the Trust Account (such period, the “Extension Period”) $135,000 (the “Extension Contribution”) not later than the 10th of each calendar month. $270,000 was deposited into the trust account in the three months ended June 30, 2023, and another $270,000 was deposited into the trust account for the months of July and August 2023.

The transaction has been unanimously approved by our board of directors and the board of directors of Covalto, and is expected to close in the second half of 2023, subject to, among other things, SEC review, approval by our shareholders, regulatory approvals, and satisfaction of other customary closing conditions.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for our initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2023, we had a net income of $584,928, which consists of interest income on marketable securities held in the Trust Account of $995,514, offset by operating and formation costs of $410,586.

For the six months ended June 30, 2023, we had a net income of $1,019,009, which consists of interest income on marketable securities held in the Trust Account of $2,223,192, offset by operating and formation costs of $1,204,183.

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

For the six months ended June 30, 2023, cash used in operating activities was $260,836. Net income of $1,019,009 was affected by interest earned on marketable securities held in the Trust Account of $2,223,192. Changes in operating assets and liabilities provided $943,347 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $436,105. Net loss of $859,884 was affected by interest earned on marketable securities held in the Trust Account of $153,151 and change in fair value of over-allotment option of $1,862. Changes in operating assets and liabilities provided $578,792 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $59,577,379 (including approximately $3,942,704 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $37,088. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The Company entered into an agreement on February 7, 2022, pursuant to which will pay the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000 for these services, of which such amounts are recorded as accrued expenses in the balance sheet. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, for these services, of which $170,000 and $110,000 are recorded as accrued expenses in the balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 10,794,167 Class A ordinary shares in the aggregate. As of June 30, 2023 and 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 362,500 Founder Shares in June 30, 2023 which are no longer forfeitable and thus included for dilutive purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to ineffective review controls over the financial statement preparation process including the valuation of complex financial instruments.

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

LIV CAPITAL ACQUISITION CORP. II.

Date: August 11, 2023	By:	/s/ Alexander R. Rossi
	Name:	Alexander R. Rossi
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Luis Rodrigo Clemente Gamero
	Name:	Luis Rodrigo Clemente Gamero
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)